Form 10-K
period 2005-12-31
Popular ABS Mortgage Pass-Through Trust 2005-4
filed 2006-03-14
CIK 1336663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________.

Commission file number  333-115371-08

POPULAR ABS, INC.

(as depositor under a certain Pooling and Servicing Agreement dated as of August 1, 2005, providing for the issuance of Mortgage Pass-Through Certificates, Series 2005-4)
(Exact name of registrant as specified in its charter)
Delaware	52-2029487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Springer Building, 3411 Silverside Road, Wilmington, Delaware	19803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (302) 478-6160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No   *

* The closing date for the transaction was August 25, 2005.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐Not applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable

This Annual Report on Form 10-K is filed by Popular ABS, Inc. (the “Reporting Person”) on behalf of Popular ABS, Inc. Mortgage Pass-Through Certificates, Series 2005-4 Trust (the “Trust”) established pursuant to that certain Pooling and Servicing Agreement (the “Pooling and Servicing Agreement”) dated as of August 1, 2005 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer (the “Servicer”), JPMorgan Chase Bank, N.A., as trustee (the “Trustee”), and the various sellers signatory thereto, for the issuance of the Popular ABS, Inc. Mortgage Pass-Through Certificates, Series 2005-4 (the “Certificates”).

PART I

ITEM 1. BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the “No-Action Letter”).

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Pursuant to the No-Action Letter, the following represents relevant information regarding real estate owned by the Trust:

As of December 31, 2005, the Trust owned no real estate.

ITEM 3. LEGAL PROCEEDINGS

The Reporting Person knows of no material pending legal proceedings involving the Trust or the Trustee, the Servicer or the registrant with respect to the Trust, other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	No established public trading market for the Certificates exists.

(b)	As of December 31, 2005, the number of holders of record of the publicly offered Certificates was 52.

(c)	Omitted pursuant to the No-Action Letter.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Omitted pursuant to the No-Action Letter.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to the No-Action Letter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to the No-Action Letter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted pursuant to the No-Action Letter.

ITEM 11. EXECUTIVE COMPENSATION

Omitted pursuant to the No-Action Letter.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Item 201(d) of Regulation S-K

None.

Item 403 of Regulation S-K

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

(d)	None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Independent Accountants’ Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended November 30, 2005, in accordance with the No-Action Letter.

99.2	Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended November 30, 2005, in accordance with the No-Action Letter.

99.3	Aggregate Statement of Principal and Interest Distributions to Certificateholders.

(b)	See Item 15(a) above.

(c)	Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reporting Person has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPULAR ABS, INC., on behalf of the Trust

Date: March 13, 2006	By:	/s/ James H. Jenkins
James H. Jenkins, Executive Vice President and CFO

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

(a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1
Annual Independent Accountants’ Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended November 30, 2005, in accordance with the No-Action Letter.

99.2	Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer’s fiscal year ended November 30, 2005, in accordance with the No-Action Letter.

99.3	Aggregate Statement of Principal and Interest Distributions to Certificateholders.